Form 10QSB
period 2006-09-30
MCA Holdings CORP
filed 2007-02-14
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52162

MCA HOLDINGS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0497320
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Suite 628

138 4th Av., S.E.

Calgary, Alberta

Canada  T2G 4Z6

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (403) 229-2337
Issuer's facsimile number: (403) 228-3013

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006: 9,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

MCA HOLDINGS CORPORATION
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – September 30, 2006 (unaudited)………………… ……………………………………………….3

Statements of Operations for the three months ended September 30, 2006 and the cumulative period from April 16, 2006 (inception) to September 30, 2006 (unaudited)………… …4

Statements of Cash Flows for the the cumulative period from April 16, 2006 (inception) to September 30, 2006 (unaudited) 5

Item 2.  Management's Discussion and Analysis or Plan of Operation

6

Item 3.  Controls and Procedures………………………………………………………………………………… 7

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

8

Item 3.  Defaults Upon Senior Securities

8

Item 4.  Submission of Matters to a Vote of Security Holders

8

Item 5.  Other Information

8

Item 6.  Exhibits

9

Signatures

9

MCA Holdings Corporation
(A Development Stage Company)
Balance Sheet--Unaudited
As of September 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$ 68
TOTAL CURRENT ASSETS	68

TOTAL ASSETS	$ 68

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred stock ($.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 9,000,000 shares issued and outstanding)	900
Additional paid in capital	40,000
Retained Deficit	(40,832)
TOTAL STOCKHOLDERS' EQUITY	68

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 68

MCA Holdings Corporation
(A Development Stage Company)
Statement of Operations--Unaudited
For the Period from Inception (April 16, 2006) Through September 30, 2006

Cumulative
Totals
	For the 3 months	Since
	ended September 30, 2006	Inception
REVENUES:
Income	$ -	$ -
Total Revenue	-	-

EXPENSES:
Professional Fees	27,500	27,500
Consulting Fees	13,332	13,332
Selling, General, and Administrative Fees	-	-
Total Expenses	40,832	40,832

Loss from operations	$ (40,832)	$ (40,832)

Provision for income taxes	-	-

NET LOSS	$ (40,832)	$ (40,832)

Basic and fully diluted net loss per common share:	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	9,000,000	9,000,000

MCA Holdings Corporation
(A Development Stage Company)
Statement of Cash Flows--Unaudited
For the Period from Inception (April 19, 2006) to September 30, 2006

Cumulative
Totals
Since
Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (40,832)
Adjustments to reconcile Net Income (Loss) to net cash used in operations:
Expenses paid by Officer/Shareholder	40,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions of capital in cash	900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-

END OF THE PERIOD	$ 68

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company is continuing its efforts to locate a Candidate for the purpose of a merger.  It is possible that the Company will be successful in locating such a merger candidate and closing such merger.  However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from an offering of its securities.  There is no assurance the Company will be able to obtain any such equity funding.

The Company has not realized any revenues from operations to date, and its plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.  The Company expects that it will incur minimal expenses over the next twelve months, but it can provide no assurance that it can continue to satisfy cash requirements for that period.

Results of Operation

The Company did not have any operating income from its inception on April 19, 2006 through September 30, 2006. The Company recognized a net loss of $40,832 during that period. Expenses during this period were comprised mainly of professional fees, filing fees and accounting fees associated with regulatory filings.  It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At September 30, 2006, the Company had total capital resources consisting of $68 in cash.  The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target operating company primarily through Management's business contacts and prior existing relationships.  Management may seek such targets directly or may employ one or more other individuals or entities to conduct or assist it in its efforts.

The Company and or its shareholders will supervise the search for target companies as potential candidates for a business combination.  The Company and or it shareholders may enter into agreements with other consultants to assist it in locating a target company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits

*3.1

Certificate of Incorporation, as filed with the Nevada Secretary of State on April 16, 2006.

*3.2

By-Laws

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by this reference.

(b) Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  February 14, 2007

MCA HOLDINGS CORPORATION

By: /s/ Wai Leung Cheng

            Wai Leung Cheng

9