Form 10KSB
period 2006-12-31
MCA Holdings CORP
filed 2007-03-26
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52162

_______________________________________________

MCA HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	98-0497320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 628
138 Fourth Avenue, S.E.
Calgary, AB Canada	T2G 426
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (403) 229-2337

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |  |

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |  |

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No.

The Company’s revenues for fiscal year end December 31, 2006 were $0.

As of March 15, 2007, there were 10,515,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of MCA Holdings Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business

5

Item 2.

Description of Property

10

Item 3.

Legal Proceedings

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business

Issuer Purchases of Equity Securities

10

Item 6.

Management's Discussion and Analysis or Plan of Operation

10

Item 7.

Financial Statements

10

Item 8.

Change In and Disagreements With Accountants on Accounting and

Financial Disclosure

25

Item 8A.

Controls and Procedures

25

Item 8B.

Other Information

25

PART III

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate

Governance; Compliance with Section 16(a) of the Exchange Act

25

Item 10.

Executive Compensation

27

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

28

Item 12.

Certain Relationships and Related Transactions, and Director Independence

28

Item 13.

Exhibits

29

Item 14.

Principal Accountant Fees and Services

29

PART I

Item 1. Description of Business.

Introduction

MCA Holdings Corporation ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Nevada on April 19, 2006 and maintains its principal executive offices at 138 Fourth Av., S.E., Suite 628, Calgary, AB Canada  T2G 426. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on August 3, 2006, and since its effectiveness, the Company has begun efforts to identify a possible business combination.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Proposed Acquisition

On February 27, 2007 the Company entered into a non-binding letter of intent with Jet Global International Investment Group of Hong Kong ("JGIIG"). Under the terms of the letter of intent JGIIG will sell all the stock in its wholly owned subsidiary, Jet Global Energy Limited of Hunan, China ("JGE"), to MCA in exchange for approximately 38,000,000 shares of the common stock of MCA, subject to reductions for the failure of JGE to meet certain performance targets. Upon completion of the proposed transaction, JGE will become a wholly owned subsidiary of MCA.

JGE has been granted a license by the provincial government to operate an electrical generating facility in the Hunan province. JGE is in the preliminary phase of planning and developing its power plant. The proposed electrical generating facility will be located in the Liuyang International Pharmaceutical Industrial Park ("LIPIP"), which is approximately 35 kilometers east of the City of Changsha. The proposed power generating facility will be a combined cycle gas turbine and it is expected to have a capacity of 90 mega watts. In addition to electric power, the turbine generator will also produce steam, which will be sold to various users at the LIPIP.

In the event the acquisition is completed it is anticipated that the Company will adopt and continue to implement JGE's business plan. In addition, the Company will seek to acquire other electrical generating facilities in China, but the Company may not be successful in implementing this plan.  (See "Risk Factors").

Competition

In the event the Merger is not consummated, the Company will continue to seek a potential business combination. The Company will face competition from other shell companies seeking to merge with a private company. The Company will be in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees. We have no intention of hiring employees until our business has been successfully launched and we have sufficient and reliable revenue streams from our operations. Our President and our Board members presently devote only a portion of their time to the operation of our business.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

RISK FACTORS

THERE MAY EXIST CONFLICTS OF INTEREST ON THE PART OF OUR OFFICERS AND DIRECTORS.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Each of our officers and directors is engaged in business activities outside of the Company. There exist potential conflicts of interest including, among other things, time, effort and business combinations with other such entities.

Conflict with other blank check companies with which members of management may become affiliated in the future may arise in the pursuit of business combinations. Our officers and directors are not currently involved as officers and directors of other blank check companies, although they may be in the future. A potential conflict of interest may result if and when any of our officers or directors become an officer or director of another company, especially another blank check company.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

WE EXPECT A MERGER OR ACQUISITION TO RESULT IN A LACK OF DIVERSIFICATION WHICH MEANS WE WILL BE SUBJECT TO ECONOMIC FLUCTUATION WITHIN A PARTICULAR INDUSTRY.

Because we have limited capital, it is unlikely we will be capable of negotiating more than one acquisition or merger. As a result, we expect to experience a lack of diversification which may subject us to economic fluctuation within a particular industry in which a target company conducts business. In addition, any merger or acquisition effected by us may result in the issuance of additional securities, which may result in substantial dilution to the existing shareholders.

THERE IS COMPETITION FOR PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

OUR MANAGEMENT HAS LIMITED EXPERIENCE AND MAY MISS CERTAIN BUSINESS OPPORTUNITIES.

Our success will be dependent on our management. Our officers and director have only limited experience in the business activities in which we intend to engage. Management believes it has sufficient experience to implement our business plan, although there is no assurance that additional managerial assistance will not be required.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

OUR OFFICERS AND DIRECTORS ARE NOT PROFESSIONAL BUSINESS ANALYSTS.

The quality and desirability of business combinations will be determined by or under the supervision of our officers and directors. Our officers and directors are not professional business analysts and they may choose poor business combinations or they may miss good business combination opportunities.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We may not be able to negotiate a business combination on favorable terms.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Potential combination candidates may not be capable of complying with SEC disclosure requirements, such as audited financial statements. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable to the Company.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE FOLLOWING A BUSINESS COMBINATION.

Following a business combination, we may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange following the merger, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital following a business combination.

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

CONTROL BY MANAGEMENT.

Management currently owns the majority of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●

Election of the board of directors;

●

Removal of any directors;

●

Amendment of the Company's certificate of incorporation or bylaws; and

●

Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

THE COMPANY HAS ENTERED INTO A LETTER OF INTENT TO ACQUIRE THE STOCK OF JGE, HOWEVER THE LETTER OF INTENT IS NON-BINDING AND THE ACQUISITION MAY NOT BE CONSUMMATED.

On February 27, 2007, we entered into a letter of intent with Jet Global International Investment Group o f Hong Kong, pursuant to which we will exchange shares of our common stock for all the outstanding common stock of JGE. The letter of intent is non-binding and while we are seeking to consummate the acquisition in the first quarter of 2007, there is a strong possibility that the acquisition may be delayed or may not ultimately be consummated.

IN THE EVENT THE ACQUISITION WITH JGE IS NOT CONSUMMATED, THE COMPANY WILL RESUME ITS EFFORTS TO LOCATE A PRIVATE COMPANY TO ACQUIRE.

If we do not consummate the Acquisition of JGE as proposed, we can provide no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Item 2. Description of Property.

The Company current rents its office space and office equipment from its management. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)

MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)

HOLDERS. As of December 31, 2006, there were 15 record holders of 9,890,000 shares of the Company's common stock.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY CORPORATION PLANS.  We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company may not be able to satisfy its cash requirements for such period.

Proposed Acquisition

On February 27, 2007 the Company entered into a non-binding letter of intent with JGIIG. Under the terms of the letter of intent JGIIG will sell all the stock in its wholly owned subsidiary JGE, to MCA in exchange for approximately 38,000,000 shares of the common stock of MCA, subject to reductions for the failure of JGE to meet certain performance targets. Upon completion of the proposed transaction, JGE will become a wholly owned subsidiary of MCA.

JGE has been granted a license by the provincial government to operate an electrical generating facility in the Hunan province. JGE is in the preliminary phase of planning and developing its power plant. The proposed electrical generating facility will be located in the LIPIP, which is approximately 35 kilometers east of the City of Changsha. The proposed power generating facility will be a combined cycle gas turbine and it is expected to have a capacity of 90 mega watts. In addition to electric power, the turbine generator will also produce steam, which will be sold to various users at the LIPIP.

In the event the acquisition is completed it is anticipated that the Company will adopt and continue to implement JGE's business plan. In addition, the Company will seek to acquire other electrical generating facilities in China, but the Company may not be successful in implementing this plan.

Item 7. Financial Statements.

--------------------

AUDITED FINANCIAL STATEMENTS

MCA Holdings Corporation

(A Development Stage Company)

December 31, 2006

---------------------

CONTENTS

INDEPENDENT AUDITOR’S REPORT…………………………………………….

12

 BALANCE SHEET……………………………………………………………….…..

13

 STATEMENT OF OPERATIONS…………………………………………………..

14

 STATEMENT OF CASH FLOWS………………………………………………..…

15

 STATEMENT OF STOCKHOLDERS’ EQUITY…………………………………..

16

NOTES TO FINANCIAL STATEMENTS……………………………………………

17-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MCA Holdings Corporation

I have audited the accompanying balance sheets of MCA Holdings Corporation (A Development Stage Company) as of December 31, 2006, and the related statements of operation, stockholders’ equity and comprehensive income, and cash flows for the period from inception (April 19, 2006) through December 31, 2006.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCA Holdings Corporation as of December 31, 2006, and the results of its operations and its cash flows for the period from inception (April 19, 2006) through December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a loss and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note I.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson

Traci J. Anderson, CPA

Huntersville, NC

March 7, 2006

MCA Holdings Corporation
(A Development Stage Company)
Balance Sheet
As of December 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$ 47,605
TOTAL CURRENT ASSETS	47,605

TOTAL ASSETS	$ 47,605

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred stock ($.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 9,890,000 shares issued and outstanding)	989
Additional paid in capital	197,911
Retained Deficit	(151,295)
TOTAL STOCKHOLDERS' EQUITY	47,605

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 47,605

The accompanying notes are an integral part of these financial statements.

MCA Holdings Corporation
( A Development Stage Company)
Statement of Operations
For the Period from Inception (April 16, 2006) Through December 31, 2006

Cumulative
Totals
Since
Inception
REVENUES:
Income	$ -
Total Revenue	-

EXPENSES:
Consulting Fees	139,781
Rent	10,120
Selling, General, and Administrative	1,394
Total Expenses	151,295

Loss from operations	$(151,295)

Provision for income taxes	-

NET LOSS	$(151,295)

Basic and fully diluted net loss per common share:	$ (0.02)

Weighted average common shares outstanding	9,052,353

The accompanying notes are an integral part of these financial statements.

MCA Holdings Corporation
( A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period from Inception (April 19, 2006) to December 31, 2006

Cumulative
Totals
Since
Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,295)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Expenses paid by Officer	40,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(111,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	158,000
Contributions of capital in cash	900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	158,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,605

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	-

END OF THE YEAR	$ 47,605

The accompanying notes are an integral part of these financial statements.

MCA Holdings Corporation
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from Inception (April 19, 2006) to December 31, 2006

Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances, April 16, 2006 (inception)	-	$ -	$ -	$ -

Net loss for the period	-	-	-	-

Capital Contributions	-	-	-	-

Issuance of common shares	9,890,000	989	197,911	(151,295)

Balances, December 31, 2006	9,890,000	$ 989	$ 197,911	$ (151,295)

The accompanying notes are an integral part of these financial statements.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—MCA Holdings Corporation (“The Company”) was organized under the laws of the State of Nevada on April 19, 2006 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation—The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements above reflect all of the costs of doing business.

Revenue Recognition—The Company’s policy is to recognize income when it is earned.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  No receivables were deemed uncollectible as of December 31, 2006.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2006.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recent Accounting Pronouncements—In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits fair value re-measurement for any

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities.  At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115.  This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Recent Accounting Pronouncements (cont’d)

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

Recent Accounting Pronouncements (cont’d)

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.   For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  For an employer without publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007.  The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008.  Earlier application is permitted if for all of an employer's benefit plans.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  However, for some entities, the application of SFAS No. 157 will change current practice.  This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2006 is summarized as follows:

Cash paid during the period ended December 31, 2006 for interest and income taxes:

Income Taxes

$ ---

Interest

$ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2006.

NOTE D—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share and 10,000,000 preferred shares at $.0001 par value.

During the period from inception (April 19, 2006) through December 31, 2006, the Company sold and issued 9,890,000 in common shares to the following:

Chan Kam Fuk *	50,000
Don Jordan / M. Jordan *	50,000
Aaron Allison *	50,000
Tyler Reid / Shelley Reid *	50,000
Derek Williams *	50,000
Troy W. Slaney *	50,000
J. McAllister / M. McAllister *	75,000
Diana Graff *	100,000
January Kardash *	100,000
0717471 BC LTD.	100,000
Apex Quality Assurance, Ltd. *	215,000
Chee Ping Ng	250,000
Sagebrush Investments, Ltd.	300,000
Kit Yung Cheng	4,000,000
Wai Leung Cheng	4,450,000
Total	9,890,000

*These shares were sold at $.20 per share.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

NOTE E—COMMITMENTS

The Company leases office space in Calgary, Alberta and in China.  Total monthly rental expense is approximately $3,317.50 per month.

NOTE F—INCOME TAXES

The company has neither any operating income nor loss; therefore, the company has made no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2006 is as follows:

Total deferred tax assets

     $ 0

Valuation allowance

     (0)

Net deferred tax asset

$   ---

======

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, 2006 is as follows:

Income tax computed at the federal statutory rate

 34%

State income taxes, net of federal tax benefit

   0%

Valuation allowance

(34%)

Total deferred tax asset

   0%

NOTE G—NOTES PAYABLE

As of December 31, 2006, the Company did not have any outstanding notes payables.

NOTE H – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2006 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition,

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

=============================================================

NOTE H – DEVELOPMENT STAGE COMPANY (cont'd)

ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from inception to date.  It experienced a loss of $151,295 during 2006.  The Company had a net deficiency of $151,295 as of December 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow.  Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE J—SUBSEQUENT EVENTS

On February 27 2007, the Company signed a letter of intent to acquire Jet Global Energy Limited of Hunan, China (JGE), a subsidiary of Jet Global International Investment Group Limited of Hong Kong (JGHK).  The acceptance and confirmation of the letter of intent by JGHK has become an agreement between the Company and JGHK.  JGE will be acquired by the Company and become a wholly owned subsidiary of the Company, and such subsidiary will become the surviving corporation.  In exchange for their common shares of JGE stock, the shareholders of JGE will receive 38,000,000 shares of common voting stock of the Company—50% or 19,000,000 shares will be issued upon the closing of the acquisition and another 25% or 9,500,000 shares will be issued one year after the merger and the remaining 25% or 9,500,000 shares will be issued two years after the merger.  The shares of the Company stock issued to the shareholders of JGE will be rescinded if the acquisition does not proceed as intended and the Company will return all its shares of JGE back to JGHK.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

MANAGEMENT

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Wai Leung Cheng	52	President/Director
Chee Ping Ng	49	Secretary-Treasurer/Director
Eric David Lawson	61	Director

BIOGRAPHY

Wai Leung Cheng (also known as Danny Cheng) is the President and a Director of MCA, and he has held that position since the inception of the Company. Mr. Cheng is also the owner and President of Carling Development, Inc., and he has held that position since 2000. Carling Development is a real estate development company, located in

Calgary, Alberta Canada. Mr. Cheng received a degree in mechanical engineering from the Hong Kong Polytechnic College in May, 1975.

Chee Ping Ng is Secretary, Treasurer and a Director of MCA, and he has held these positions since the inception of the Company. Mr. Ng has been employed by Century 21 Bravo Realty of Alberta Canada as a real estate agent since 1989. Mr. Ng received a degree as a drafting technician in June, 1968 from the Southern Alberta Technical Institute, located in Calgary, Alberta Canada. In addition, Mr. Ng attended the University of Calgary located in Calgary, Alberta Canada, where he studied Accounting, from September, 1966 to June, 1967.

Eric David Lawson is a Director of MCA and he has held this position since the inception of the Company. From 1997 to 2004, Mr. Lawson as the chief financial officer and a shareholder of Rancho Banderez, S.A. de C.V., a resort located in Puerto Vallarta, Mexico. From 2002 to 2004 Mr. Lawson served as President and CEO of Costa Maya Reef Resort, Inc., a resort located in Belize Central America. From March, 2003 to the present, Mr. Lawson has served as President and CEO of Sage Funding, Inc., an asset manager located in Calgary Alberta, Canada. Mr. Lawson received a bachelor of science degree in education in June, 1969 from the Oregon College of Education, located in Monmouth, Oregon.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that the following person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Wai Leung Cheng	1	0
Chee Ping Ng	1	0
Eric David Lawson	1	0
Kit Yung Cheng	1	0

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in all the above capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2006.

Name and Position	Year	Total Compensation

Wai Leung Cheng, President/Director	2006	None
Chee Ping Ng, Secretary – Treasurer/Director	2006	None
Eric David Lawson – Director	2006	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2006 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007March 1, 2007, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
Wai Leung Cheng (3) 704 Centre A St., N.W. Calgary, AB Canada T2M 2R3	4,450,000	44.9%
Chee Ping Ng 512 Hunts Crescent, N.W. Calgary, AB Canada T2K 4H9	250,000	2.5%
Sagebrush Investments, Ltd (2) 12 Butte Place, N.W. Calgary, AB Canada T2K 4H9	300,000	3.0%
Kit Yung Cheng (3) Tuen Mun Yau Oi Estate Oi Lok House, #908 N. T. Hong Kong	4,000,000	40.4
All Officers and Directors as a Group (3 persons)	5,000,000	50.5%

(1)

Applicable percentage ownership is based on 9,890,000 shares outstanding as of December 31, 2007. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2007.

(2)

Sagebrush Investments, Ltd. is an Alberta, Canada limited liability company that is beneficially owned by Eric D. Lawson, a director and vice president of the Company.

(3)

Ms. Cheng is the sister of Wai Leung Cheng, who is the president of and chairman of the board of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended

December 31, 2006.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended

December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

______________________________________

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Traci J. Anderson ("TAJ") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by TAJ for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended December 31, 2006.

Audit-Related Fees

The aggregate fees billed by TAJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2006.

Tax Fees

The aggregate fees billed by TAJ for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006.

All Other Fees

The aggregate fees billed by TAJ for other products and services were $0 for the fiscal year ended December 31, 2006.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCA HOLDINGS CORPORATION

Dated: March 12, 2007	By:	/s/ Wai Leung Cheng
	Name:	Wai Leung Cheng
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Wai Leung Cheng	President/CEO/Director	March 23, 2007
Wai Leung Cheng

/s/ Chee Ping Ng	Secretary – Treasurer/Director	March 23, 2007
Chee Ping Ng

/s/ Eric David Lawson	Director	March 23, 2007
Eric David Lawson

30