Form 10QSB
period 2007-03-31
MCA Holdings CORP
filed 2007-05-14
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007: 29,515,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

MCA HOLDINGS CORPORATION
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – March 31, 2007 (unaudited)………………… ……………………………………………….3

Statements of Operations for the three months ended March 31, 2007 and the cumulative period from April 16, 2006 (inception) to March 31, 2007 (unaudited)………… …4

Statements of Cash Flows for the three months ended March 31, 2007 and the cumulative period from April 16, 2006 (inception) to March 31, 2007 (unaudited) 5

Item 2.  Management's Discussion and Analysis or Plan of Operation

6

Item 3.  Controls and Procedures

7

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

7

Item 3.  Defaults Upon Senior Securities

7

Item 4.  Submission of Matters to a Vote of Security Holders

7

Item 5.  Other Information

7

Item 6.  Exhibits

8

Signatures

8

MCA Holdings Corporation (A Development Stage Company)
(Unaudited) Balance Sheet
As of March 31, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 30,486
Shareholder Loan	12,860
Prepaid Expenses	2,650
TOTAL CURRENT ASSETS	45,996

PROPERTY AND EQUIPMENT
Property and Equipment	20,098
Accumulated Depreciation	-
Net Property and Equipment	20,098

TOTAL ASSETS	$ 66,094

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Common stock ($.0001 par value, 100,000,000 shares authorized; 10,590,000 shares issued and outstanding)	1,059
Additional Paid-in-Capital	337,841
Retained Deficit	(272,806)
TOTAL STOCKHOLDERS' EQUITY	66,094

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 66,094

MCA Holdings Corporation (A Development Stage Company)
(Unaudited) Statement of Operations
For the Three Months Ended March 31, 2007

	Three Months ended March 31, 2007	Cumulative Total since inception (April 16, 2006)

SALES AND COST OF SALES:
Sales	$ -	$ -
Cost of sales	-	-
Gross Profit	-	-

OPERATING EXPENSES:
Professional Fees	29,347	31,847
Consulting Fees	76,446	213,727
Selling, general and administrative	15,718	27,232
	121,511	272,806

NET LOSS	$ (121,511)	$ (272,806)

MCA Holdings Corporation
( A Development Stage Company)
(Unaudited) Statement of Cash Flows
For Three Months Ended March 31, 2007

	The Three	Cumulative
	Months	Totals
	Ended	Since
	March 31, 2007	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (121,511)	$ (272,806)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Expenses paid by Officer	-	40,000
Prepaid Expenses	(12,860)	(12,860)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(134,371)	(245,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(20,098)	(20,098)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(20,098)	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	140,000	298,000
Shareholder Loan	(2,650)	(2,650)
Contributions of capital in cash	-	900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	137,350	296,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,119)	30,486

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	47,605	-

END OF THE YEAR	$ 30,486	$ 30,486

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company was in the business of locating a candidate in order to effect a combination with an operating Company. On April 30, 2007, the Company completed its combination with Jet Global Energy, Limited of Hunan China ("JGE"). JEG is now our wholly owned subsidiary.

JGE has been granted a license by the provincial government of Hunan to operate an electrical generating facility. JGE is in the preliminary phase of planning and developing its power plant. At this time, JGE has not constructed the power plant, has not generated any electric power and it has not received any revenues from the sale of electric power. The Company has not realized any revenues from operations to date, and its plan of operations for the next twelve months shall be to develop the power plant. The Company can provide no assurance that it can continue to satisfy its cash requirements over the next twelve (12) months.

Results of Operation

The Company did not have any operating income from its inception on April 19, 2006 through March 31, 2007. The Company recognized a net loss of $272,806 during that period. Expenses during this period were comprised mainly of professional fees, consulting fees and selling and administrative expenses. The Company does not anticipate earning any revenues until JGE's power plant is constructed and is operational.

Liquidity and Capital Resources

At March 31, 2007, the Company had total capital resources consisting of $30,486 in cash. The Company will rely upon those assets, the issuance of common stock, and loans to fund the construction and development of the JGE power plant. Management anticipates raising additional capital and obtaining loans from banks in China to fund the construction of the power plant.

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

•

our ability to construct and operate the JGE power plant consistent with our business plan;

•

our ability to acquire other energy production Companies.

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

On April 10, 2007, the Company entered into a Stock Exchange Agreement with Jet Global International Investments Group Limited ("JGIIG") of Hong Kong. Pursuant to the Stock Exchange Agreement, JGIIG will receive 38,000,000 shares of the Company's common stock. Nineteen million of those shares are held by an escrow agent and will be transferred or returned depending on whether specific benchmarks are met.

The issuance of the shares in the share exchange was exempt from registration in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits:

*3.1

Certificate of Incorporation, as filed with the Nevada Secretary of State on April 16, 2006.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 14, 2007

MCA HOLDINGS CORPORATION

By: /s/ Wai Leung Cheng

            Wai Leung Cheng

8