Form 10QSB
period 2007-06-30
MCA Holdings CORP
filed 2007-08-17
CIK 1366121

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report On Form 10-QSB of MCA Holdings Corporation (the "Company") for the quarter ending June 30, 2007, I, Wai Leung Cheng, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2007

MCA Holdings Corporation

By: /s/ Wai Leung Cheng

           Wai Leung Cheng

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report On Form 10-QSB of MCA Holdings Corporation (the "Company") for the quarter ending June 30, 2007, I, Stewart Michael Dean, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2007

MCA Holdings Corporation

By:  /s/ Stewart Michael Dean

          Stewart M. Dean