Form 10QSB
period 2007-09-30
MCA Holdings CORP
filed 2007-11-15
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007 29,515,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MCA HOLDINGS CORPORATION
(A Development Stage Company)

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

MCA Holdings Corporation and Jet Global Energy Limited
Consolidated (Unaudited) Condensed Balance Sheet
As of September 30, 2007
(Expressed in US dollars)

	MCA Holdings Corporation	Jet Global Energy Limited	(Unaudited) Adjustments	(Unaudited) Total

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,954	$-	$-	$4,954
Shareholder Loan	43,000	-	-	43,000
Prepaid Expenses	2,650	-	-	2,650
TOTAL CURRENT ASSETS	50,604	-	-	50,604

PROPERTY AND EQUIPMENT
Property and Equipment	20,098	-	-	20,098
Accumulated Depreciation	(1,508)	-	-	(1,508)
Net Property and Equipment	18,590	-	-	18,590

TOTAL ASSETS	$69,194	$-	$-	$69,194

LIABILITIES
Current Liabilities:
Accounts Payable and accruals	$46,299	$5,000	$-	$51,299
TOTAL LIABILITIES	46,299	5,000	-	51,299

STOCKHOLDERS' EQUITY

Common stock ($.0001 par value, 100,000,000 shares authorized; 10,590,000 shares issued and outstanding)	2,952	-	-	2,952
Additional Paid-in-Capital	405,947	-	-	405,947
Retained Deficit	(386,004)	(5,000)	-	(391,004)
TOTAL STOCKHOLDERS' EQUITY	22,895	(5,000)	-	17,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,194	$-	$-	$69,194

MCA Holdings Corporation (A Development Stage Company)
(Unaudited) Consolidated Statement of Operations
For the Nine Months Ended September 30, 2007

	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	Cumulative Total since inception (April 16, 2006)

SALES AND COST OF SALES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

OPERATING EXPENSES:
Professional Fees	6,105	92,933	92,933
Consulting Fees	6,000	99,056	238,837
Selling, general and administrative	8,044	47,720	59,234
	20,149	239,709	391,004

NET LOSS	$(20,149)	$(239,709)	$(391,004)

MCA Holdings Corporation
( A Development Stage Company)
(Unaudited) Consolidated Statement of Cash Flows
For Nine Months Ended September 30, 2007

	The Three	The Nine	Cumulative
	Months	Months	Totals
	Ended	Ended	Since
	30-Sep-07	30-Sep-07	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,652)	$(239,709)	$(391,004)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation Expense	503	1,508	1,508
Expenses paid by Officer	-	-	40,000
Accounts Payable	1,106	51,299	51,299
Prepaid Expenses	-	(2,650)	(2,650)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,043)	(189,552)	(300,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(20,098)	(20,098)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(20,098)	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	19,999	209,999	367,999
Shareholder Loan	-	(43,000)	(43,000)
Contributions of capital in cash	-	-	900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,999	166,999	325,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	956	(42,651)	4,954

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	3,998	47,605	-

END OF THE PERIOD	$4,954	$4,954	$4,954

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

MCA Holdings Corporation (“The Company”) was in the business of locating a candidate in order to affect a combination with an operating Company. On April 30, 2007, the Company completed its combination with Jet Global Energy Limited of Hunan China ("JGE"). JEG is now our wholly owned subsidiary.

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

Results of Operation

The Company did not have any operating income from its inception on April 19, 2006 through September 30, 2007. The Company recognized a net loss of $391,004 during that period. Expenses during this period were comprised mainly of professional fees, consulting fees and selling and administrative expenses. The Company does not anticipate earning any revenues until JGE's power plant is constructed and is operational.

Liquidity and Capital Resources

At September 30, 2007, the Company had total capital resources consisting of $4,954 in cash and cash equivalents. The Company will rely upon those assets, the issuance of common stock, and loans to fund the construction and development of the JGE power plant. Management anticipates obtaining a loan from the China Construction Bank to fund the construction of the power plant.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Dated: November 14, 2007	MCA Holdings Corporation

	By:	/s/ Wai Leung Cheng
Wai Leung Cheng
Chief Executive Officer