Form 10-Q
period 2008-03-31
MCA Holdings CORP
filed 2008-06-30
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(770) 804-0500
www.corplaw.net

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,645,000 shares of $.0001 par value common stock outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

MCA HOLDINGS CORPORATION
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1.  Financial Statements

4

Balance Sheet (Unaudited) – March 31, 2008

4

Statements of Operations (Unaudited) for the three months ended March 31, 2008 and 2007

And the cumulative period from April 19, 2006 (inception) to March 31, 2008

5

Statement of Stockholders' Deficit (Unaudited) for the three months ended March 31, 2008

6

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007

And the cumulative period from April 19, 2006 (inception) to March 31, 2008

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

10

Item 1A.  Risk Factors

10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.  Defaults Upon Senior Securities

10

Item 4.  Submission of Matters to a Vote of Security Holders

10

Item 5.  Other Information

10

Item 6.  Exhibits

11

Signatures

11

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of March 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$ 600
Accounts Receivable	-
Prepaid Expenses	-
TOTAL CURRENT ASSETS	600

FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098
Accumulated Depreciation	(4,690)
TOTAL FIXED ASSETS	15,408

TOTAL ASSETS	$ 16,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 13,542
Due to Related Party	3,587
TOTAL CURRENT LIABILITIES	17,129

TOTAL LIABILITIES	17,129

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at March 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at March 31, 2008)	1,065
Paid in Capital	407,835
Retained Deficit	(410,021)
TOTAL STOCKHOLDERS' DEFICIT	(1,121)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 16,008

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited
For the Three Months Ended March 31, 2008 and 2007

			Cumulative
			Totals Since
	For the three months ended		Inception
	31-Mar-08	31-Mar-07	April 19, 2006
REVENUES:
Income	$ -	$ -	$ -
Total Revenue	-	-	-

EXPENSES:
Consulting Fees	3,300	76,446	247,833
Legal and Professional Fees	7,243	29,347	91,863
Rent	5,205	10,340	40,700
Depreciation	1,005	-	3,685
Selling, General, and Administrative	1,450	5,378	24,935
Total Expenses	18,203	121,511	409,016

Loss from operations	$ (18,203)	$ (121,511)	$ (409,016)

	$ (18,203)	$ (121,511)	$ (409,016)
Basic and fully diluted net loss per common share:	$ (0.002)	$ (0.011)	$ (0.038)

Weighted average common shares outstanding	10,645,000	10,590,000	10,645,000

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
For the Three Months Ended March 31, 2008

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2006	9,890,000	$ 989	-	$ -	$197,911	$ (151,295)

Net loss for the year	-	-	-	-	-	(240,523)

Issuance of common shares	755,000	76	-	-	209,924	-

Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$407,835	$ (391,818)

Net loss for the quarter	-	-	-	-	-	(18,203)

Balances, March 31, 2008	10,645,000	$ 1,065	-	$ -	$407,835	$ (410,021)

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited
For the Three Months Ended March 31, 2008 and 2007

			Cumulative
			Totals Since
	For the Year Ended		Inception
	31-Mar-08	31-Mar-07	April 19, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (18,203)	$ (121,511)	$ (410,021)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	1,005	-	4,690
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	23,263	-	-
(Increase)/decrease in Prepaid Expenses	2,650	(12,860)	-
Increase/(decrease) in Accounts Payable	(8,817)	-	13,542
Increase/(decrease) in Due to Related Party	82	-	3,587
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20)	(134,371)	(388,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(20,098)	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(20,098)	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	(2,650)	-
Proceeds from issuance of Common Stock	-	140,000	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	137,350	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20)	(17,119)	600

BALANCE AT BEGINNING OF PERIOD	620	47,605	-

BALANCE AT END OF PERIOD	$ 600	$ 30,486	$ 600

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS.

THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES

Our total sales revenue remained at $0 for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COST OF SALES

Our overall cost of sales remained at $0 for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $103,308 or approximately 85% when comparing the $18,203 in the three months ended March 31, 2008 to $121,511 in the three months ended March 31, 2007. Professional fees, which included Accounting fees and Legal fees, increased by $22,104 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2007, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had assets consisting of cash, furniture and equipment in the amount of $16,608.  At March 31, 2008 the Company had total liabilities of $17,129. This amount includes account payables of $13,542 and a shareholder loan for $3,587. The shareholder loans accrue simple interest at the rate of 10% per annum.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2007, and the losses are projected to continue in 2008. Our net losses for the three months ending March 31, 2008 and the year ending December 31, 2007 were $18,203 and $240,523, respectively. The company has a cumulative net loss of $409,016 since April 19, 2006 (Inception) to the period ended March 31, 2008. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.0001. There are 10,645,000 shares of Common Stock issued and outstanding as of the date of this Quarterly Report on Form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.0001.  There are 0 shares of preferred stock issued and outstanding as of the date of this Quarterly Report on Form 10-Q.

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

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form 10-SB as initially filed with the United States Securities and Exchange Commission on August 3, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as initially filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by this reference.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  June 25, 2008

MCA HOLDINGS CORPORATION

By: /s/Wai Leung Cheng

Wai Leung Cheng

Principle Executive Officer

Chairman

11