Form 10-Q
period 2008-06-30
MCA Holdings CORP
filed 2008-08-14
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,645,000 shares of $.0001 par value common stock outstanding as of June 30, 2008.

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

(Do not check if a smaller reporting company)

MCA HOLDINGS CORPORATION
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1.

Financial Statements

4

Balance Sheet (Unaudited)

4

Statements of Operations (Unaudited)

5

Statement of Stockholders' Deficit (Unaudited)

6

Statements of Cash (Unaudited)

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

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of June 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$ 582
Accounts Receivable	-
Prepaid Expenses	-
TOTAL CURRENT ASSETS	582

FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098
Accumulated Depreciation	(5,695)
TOTAL FIXED ASSETS	14,403

TOTAL ASSETS	$ 14,985

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 10,757
Due to Related Party	19,754
TOTAL CURRENT LIABILITIES	30,511

TOTAL LIABILITIES	30,511

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at June 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at June 30, 2008)	1,065
Paid in Capital	407,835
Retained Deficit	(424,426)
TOTAL STOCKHOLDERS' DEFICIT	(15,526)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 14,985

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
	For the three months ended		For the six months ended		Totals Since Inception
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07	19-Apr-06
REVENUES:
Income	$ -	$ -			$ -
Total Revenue	-	-			-

EXPENSES:
Consulting Fees	-	12,963	3,300	93,056	247,833
Legal and Professional Fees	2,507	57,482	12,249	86,828	96,869
Rent	5,579	-	10,784	-	46,279
Depreciation	1,005	-	2,010	-	5,695
Selling, General, and Administrative	2,813	17,430	4,265	34,173	27,750
Total Expenses	11,904	87,875	32,608	214,057	424,426

Loss from operations	$ (11,904)	$ (87,875)	$ (32,608)	$ (214,057)	$ (424,426)

Basic and fully diluted net loss per common share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.04)

Weighted average common shares outstanding	10,645,000	10,590,000	10,645,000	10,590,000	10,645,000

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
For the Six Months Ended June 30, 2008

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2006	9,890,000	$ 989	-	$ -	$ 197,911	$ (151,295)

Net loss for the year	-	-	-	-	-	(240,523)

Issuance of common shares	755,000	76	-	-	209,924	-

Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (391,818)

Net loss for the quarter	-	-	-	-	-	(32,608)

Balances, June 30, 3008	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (424,426)

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
			Totals Since
	For the Six Months Ended		Inception
	30-Jun-08	30-Jun-07	19-Apr-06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (32,608)	$ (214,057)	$ (424,426)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	2,010	1,005	5,695
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	23,263	-	-
(Increase)/decrease in Prepaid Expenses	2,650	(2,650)	-
Increase/(decrease) in Accounts Payable	(11,602)	45,193	10,757
Increase/(decrease) in Due to Related Party	16,249	-	19,754
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38)	(170,509)	(388,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(20,098)	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(20,098)	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	(43,000)	-
Proceeds from issuance of Common Stock	-	190,000	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	147,000	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38)	(43,607)	582

BALANCE AT BEGINNING OF PERIOD	620	47,605	-

BALANCE AT END OF PERIOD	$ 582	$ 3,998	$ 582

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Our total sales revenue remained at $0 for the three months ended June 30, 2008, when compared to the three months ended June 30, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended June 30, 2008, when compared to the three months ended June 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

During the quarter ended June 30, 2008, our operating expenses totaled $11,904 compared to $87,875 for the same period in the previous year. Professional fees, included accounting fees and legal fees, decreased by $54,975 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had assets consisting of cash in the amount of $582.  At June 30, 2008 the Company had total liabilities of $30,511. This amount includes shareholder loans for $19,754. The shareholder loans accrue simple interest at the rate of 10% per annum.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2007, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2007, and the losses are projected to continue in 2008. Our net losses for the three months ending June 30, 2008 and the year ending December 31, 2007 were $11,904 and $240,523, respectively. The company has a cumulative net loss of $424,426 since inception to the period ended June 30, 2008. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

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

Dated:  August 14, 2008

MCA HOLDINGS CORPORATION

By: /s/ Wai Leung Cheng

Wai Leung Cheng

Principle Executive Officer

Chairman