Form 10-Q
period 2008-09-30
MCA Holdings CORP
filed 2008-11-12
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,645,000 shares of $.0001 par value common stock outstanding as of September 30, 2008.

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

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$ 564
TOTAL CURRENT ASSETS	564

FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098
Accumulated Depreciation	(6,699)
TOTAL FIXED ASSETS	13,399

TOTAL ASSETS	$ 13,963

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$ 19,502
Due to Related Party	21,888
TOTAL CURRENT LIABILITIES	41,390

TOTAL LIABILITIES	41,390

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at September 30, 2008)	1,065
Paid in Capital	407,835
Accumulated Deficit	(436,327)
TOTAL STOCKHOLDERS' DEFICIT	(27,427)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,963

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
					Totals Since
	For the three months ended		For the nine months ended		Inception
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07	April 19, 2006
REVENUES:
Income	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

EXPENSES:
Consulting Fees	-	6,000	3,300	99,056	247,833
Legal and Professional Fees	3,824	6,105	16,073	92,933	100,693
Rent	5,104	-	15,889	-	51,384
Depreciation	1,005	-	3,015	-	6,700
General and Administrative	1,968	3,044	6,232	42,720	29,716
Total Expenses	11,901	15,149	44,509	234,709	436,326

Loss from operations	$ (11,901)	$ (15,149)	$ (44,509)	$ (234,709)	$ (436,326)

Basic and fully diluted net loss per common share:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.04)

Weighted average common shares outstanding	10,645,000	10,590,000	10,645,000	10,590,000	10,645,000

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2006	9,890,000	$ 989	-	$ -	$ 197,911	$ (151,295)

Net loss for the year	-	-	-	-	-	(240,523)

Issuance of common shares	755,000	76	-	-	209,924	-

Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (391,818)

Net loss for the period	-	-	-	-	-	(44,509)

Balances, September 30, 3008	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (436,327)

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
			Totals Since
	For the Nine Months Ended		Inception
	30-Sep-08	30-Sep-07	April 19, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (44,509)	$ (234,709)	$ (436,326)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	3,014	1,508	6,699
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	23,263	-	-
(Increase)/decrease in Prepaid Expenses	2,650	(2,650)	-
Increase/(decrease) in Accounts Payable	(2,857)	46,299	19,502
Increase/(decrease) in Due to Related Party	18,383	-	21,887
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56)	(189,552)	(388,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(20,098)	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(20,098)	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	(43,000)	-
Proceeds from issuance of Common Stock	-	209,999	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	166,999	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56)	(42,651)	564

BALANCE AT BEGINNING OF PERIOD	620	47,605	-

BALANCE AT END OF PERIOD	$ 564	$ 4,954	$ 564

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total sales revenue remained at $0 for the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

During the quarter ended September 30, 2008, our operating expenses totaled $11,901 compared to $15,149 for the same period in the previous year. Professional fees, included accounting fees and legal fees, decreased by $2,281 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had assets consisting of cash in the amount of $564.  At September 30, 2008 the Company had total liabilities of $41,390. This amount includes shareholder loans for $21,888. The shareholder loans accrue simple interest at the rate of 10% per annum.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2007, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2007, and the losses are projected to continue in 2008. Our net losses for the three months ending September 30, 2008 and the year ending December 31, 2007 were $11,901and $240,523, respectively. The company has a cumulative net loss of $436,326 since inception to the period ended September 30, 2008. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

Dated:  November 10, 2008

MCA HOLDINGS CORPORATION

By:  /s/

Wai Leung Cheng

Wai Leung Cheng

Principle Executive Officer

Chairman

11