Form 10-K
period 2008-12-31
MCA Holdings CORP
filed 2009-04-10
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52162

MCA HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	98-0497320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 2806
505 6th Street, S.W.
Calgary, Alberta	T2P 1X5
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (403) 237-8330

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

_____________________________________________

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ X ]   No [  ]

The Company has no non-voting common stock. The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2008 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2008, 10,645,000 shares of the Company's $.0001 par value common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of MCA Holdings Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

MCA HOLDINGS CORPORATION
(A Development Stage Company)

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

5

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Small

Business Issuer Purchases of Equity Securities

9

Item 6.

Selected Financial Data.

9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7A.

Quantitive and Qualitative Disclosure about Market Risk

11

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Change In and Disagreements With Accountants on Accounting and Financial Disclosure

25

Item 9A(T).  Controls and Procedures

25

Item 9B.

Other Information

26

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

26

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

27

Item 13.

Certain Relationships and Related Transactions, and Director Independence

28

Item 14.

Principal Accountant Fees and Services

28

Item 15.

Exhibits

29

Signatures

30

PART I

Item 1.  Business

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

On April 10, 2007, the Company entered into a stock exchange agreement with Jet Global International Investment Group, Limited ("JGIIG") (the "Exchange Agreement"). Under the terms of the Exchange Agreement, the Company agreed to exchange 38,000,000 shares of its common stock for all the outstanding common stock of Jet Global Energy, Limited ("JGE") ("Exchange Transaction"). JGE is a licensed provider of electricity and steam in the Hunan Province of the Peoples Republic of China. The Exchange Agreement provided in part that if JGE was not capable of generating electricity on a commercial basis within one (1) year of the Exchange Transaction, the Company had the right to repurchase its shares by returning the JGE shares it received in the Exchange Transaction.

JGE notified the Company that it will not be able to fulfill the terms of its obligations under the Exchange Agreement, and therefor the parties have agreed to terminate the Exchange Agreement. As a result of that termination, the Company shares will be returned to it, and the JGE shares will be returned to JGIIG or its designee. The termination was approved by the board of directors of the Company on February 21, 2008. Following this termination, the Company has 10,645,000 shares outstanding as of February 21, 2008 and the Company will continue to investigate possible business combinations.

Competition

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

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

Item 1A.  RISK FACTORS

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

CONTROL BY MANAGEMENT.

Management currently owns the majority of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•

Election of the board of directors;

•

Removal of any directors;

•

Amendment of the Company's certificate of incorporation or bylaws; and\

•

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

Item 2.  Properties.

The Company currently rents its office space and office equipment from its management. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases

of Equity Securities.

a)

MARKET INFORMATION. The Company’s common stock is not trading on any public trading market or stock exchange.

b)

HOLDERS. As of December 31, 2008, there were 32 record holders of 10,645,000 shares of the Company’s common stock. We have no other classes of stock authorized or issued.

c)

DIVIDEND POLICY. The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

e)

RECENT SALE OF UNREGISTERED SECURITIES. In September, 2007 we issued 130,000 shares of our common stock to 6 subscribers for $65,000. No underwriter was involved in the sale of these securities and no commissions were paid in connection with such sales. These shares were sold in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of that Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

Item 6.  Selected Financial Data.

None

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES

Our total sales revenue remained at $0 for the year ended December 31, 2008, when compared to the year ended December 31, 2008. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the year ended December 31, 2008, when compared to the year ended December 31, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2008, our operating expenses totaled $52,991 compared to $234,709 for the year ended December 31, 2007. Professional fees, included accounting fees and legal fees, decreased by $75,602 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had assets consisting of cash in the amount of $545.  At December 31, 2008 the Company had total liabilities of $48,848. This amount includes shareholder loans for $21,888. The shareholder loans accrue simple interest at the rate of 10% per annum.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2008, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2008, and the losses are projected to continue in 2009. Our net losses for the year ended December 31, 2008 and the year ending December 31, 2007 were $52,991 and $234,709, respectively. The company has a cumulative net loss of $444,809 since inception to the year ended December 31, 2008. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.0001. There are 10,645,000 shares of Common Stock issued and outstanding as of the date of this annual report on Form 10-K. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.0001.  There are 0 shares of preferred stock issued and outstanding as of the date of this annual report on Form 10-K.

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

Item 7A.  Quantitive and Qualitative Disclosure about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

--------------------

AUDITED FINANCIAL STATEMENTS

MCA Holdings Corporation

(A Development Stage Company)

December 31, 2008

---------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MCA Holdings Corporation

We have audited the accompanying balance sheets of MCA Holdings Corporation as of December 31, 2008 and 2007, and the related statements of income, stockholders’ deficit and loss, and cash flows for each of the years in the two-year period ended December 31, 2008. MCA Holdings Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCA Holdings Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC 28078

March 30, 2009

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$ 545	$ 620
Accounts Receivable	-	23,263
Prepaid Expenses	-	2,650
TOTAL CURRENT ASSETS	545	26,533

FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098	20,098
Accumulated Depreciation	(7,704)	(3,685)
TOTAL FIXED ASSETS	12,394	16,413

TOTAL ASSETS	$ 12,939	$ 42,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 26,960	$ 22,359
Due to Related Party	21,888	3,505
TOTAL CURRENT LIABILITIES	48,848	25,864

TOTAL LIABILITIES	48,848	25,864

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at December 31, 2008)	1,065	1,065
Paid in Capital	407,835	407,835
Accumulated Deficit	(444,809)	(391,818)
TOTAL STOCKHOLDERS' DEFICIT	(35,909)	17,082

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,939	$ 42,946

The accompanying notes are an integral part of these financial statements.

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations

			Cumulative
	For the Years Ended		Totals Since
	December 31,		Inception
	2008	2007	April 19, 2006
REVENUES:
Income	$ -	$ -	$ -
Total Revenue	-	-	-

EXPENSES:
Consulting Fees	3,300	99,056	247,833
Legal and Professional Fees	17,331	92,933	101,951
Rent	20,139	-	55,634
Depreciation	4,019	-	7,704
Selling, General, and Administrative	8,202	42,720	31,687
Total Expenses	52,991	234,709	444,809

Loss from operations	$ (52,991)	$ (234,709)	$ (444,809)

Basic and fully diluted net loss per common share:	$ (0.00)	$ (0.02)	$ (0.04)

Weighted average common shares outstanding	10,645,000	10,590,000	10,645,000

The accompanying notes are an integral part of these financial statements.

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2006	9,890,000	$ 989	-	$ -	$ 197,911	$ (151,295)

Net loss for the year	-	-	-	-	-	(240,523)

Issuance of common shares	755,000	76	-	-	209,924	-

Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (391,818)

Net loss for the period	-	-	-	-	-	(52,991)

Balances, December 31, 2008	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (444,809)

The accompanying notes are an integral part of these financial statements.

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative
	For the Years Ended		Totals Since
	December 31,		Inception
	2008	2007	April 19, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (52,991)	$ (234,709)	$ (444,809)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	4,019	1,508	7,704
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	23,263	-	-
(Increase)/decrease in Prepaid Expenses	2,650	(2,650)	-
Increase/(decrease) in Accounts Payable	4,601	46,299	26,960
Increase/(decrease) in Due to Related Party	18,383	-	21,888
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(75)	(189,552)	(388,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(20,098)	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(20,098)	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	(43,000)	-
Proceeds from issuance of Common Stock	-	209,999	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	166,999	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75)	(42,651)	545

BALANCE AT BEGINNING OF PERIOD	620	47,605	-

BALANCE AT END OF PERIOD	$ 545	$ 4,954	$ 545

The accompanying notes are an integral part of these financial statements.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

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

Deferred Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  No receivables were deemed uncollectible as of December 31, 2008.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

=============================================================

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31, 2008.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

=============================================================

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2008 is summarized as follows:

Cash paid during the period ended December 31, 2008 and 2007 for interest and income taxes:

	2008	2007
Interest	$ -	$ -
Taxes	$ -	$ -

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

=============================================================

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

NOTE D—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share and 10,000,000 preferred shares at $.0001 par value.

During the period from inception (April 19, 2006) through December 31, 2006, the Company sold and issued 9,890,000 in common shares to the following:

Chan Kam Fuk *	50,000
Don Jordan / M. Jordan *	50,000
Aaron Allison *	50,000
Tyler Reid / Shelley Reid *	50,000
Derek Williams *	50,000
Troy W. Slaney *	50,000
J. McAllister / M. McAllister *	75,000
Diana Graff *	100,000
January Kardash *	100,000
0717471 BC LTD. *	100,000
Apex Quality Assurance, Ltd. *	215,000
Chee Ping Ng	250,000
Sagebrush Investments, Ltd.	300,000
Kit Yung Cheng	4,000,000
Wai Leung Cheng	4,450,000
Total	9,890,000

*These shares were sold at $.20 per share.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

=============================================================

NOTE D—CAPITAL STOCK (CONT’D)

During the year ended December 31, 2007, the Company sold and issued 755,000 in common shares to the following:

Dalton Reid	**	50,000
Roberta Sarabin/Janet Fleury	**	50,000
Stewart Dean	**	50,000
Ken Skiftun	**	50,000
Jada Kardash	**	50,000
GE Peterson Consulting and Inspections	**	75,000
Donna Rost	**	50,000
Matthew J. Van Camp	**	100,000
Nathan Graff	**	25,000
Allan Graff	**	100,000
Rita Kwong	**	25,000
Jeffrey Hayden/Michelle Hayden	***	20,000
Milan Choulik	***	20,000
Ultraspec Quality Control Ltd.	***	20,000
Ironman Inspection Services Ltd.	***	30,000
Joy Odgen	***	20,000
SS Inspection Ltd.	***	20,000
Total		755,000

** These shares were sold at $.20 per share

*** These shares were sold at $.50 per share

During the year ended December 31, 2008, the Company did not issue any common shares.

NOTE E—COMMITMENTS

The Company leases office space in Calgary, Alberta and in China.  Total monthly rental expense is approximately $3,317.50.

NOTE F—INCOME TAXES

The company has neither any operating income nor loss; therefore, the company has made no provision for current or deferred federal or state income taxes for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

=============================================================

NOTE F—INCOME TAXES (CONT’D)

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset	$ (151,000)
Valuation Allowance	151,000
Net Deferred Tax Asset	$ -

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, 2008 is as follows:

	2008	2007
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by $18,000 and $82,000 in 2008 and 2007, respectively.

As of December 31, 2008, the Company has a net operating loss carry forward in the amount of $444,809 that expires in the year 2028.

NOTE G—DUE TO A RELATED PARTY

As of December 31, 2008, the Company had an outstanding balance in the amount of $21, 888 due to a related party of the company.  The related party has paid certain expenses on behalf of the Company.

NOTE H – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from inception to date.  It experienced losses of $52,991 and $240,523 for the years ended December 31, 2008 and 2007 respectively.  The Company has a net deficiency from inception (April 19, 2006) of $444,809.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

MCA HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

=============================================================

NOTE I—GOING CONCERN (CONT’D)

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

NOTE J—TERMINATION OF EXCHANGE AGREEMENT

On April 10, 2007 the Company entered into a stock exchange agreement with Jet Global International Investment Group, Limited ("JGIIG") (the "Exchange Agreement"). Under the terms of the Exchange Agreement, the Company agreed to exchange 38,000,000 shares of its common stock for all the outstanding common stock of Jet Global Energy, Limited ("JGE"). JGE is a licensed provider of electricity and steam in the Hunan Province of the Peoples Republic of China. The Exchange Agreement provided in part that if JGE was not capable of generating electricity on a commercial basis within one (1) year following the Exchange Transaction, the Company had the right to repurchase its shares by returning the JGE shares it received in the Exchange Transaction.

JGE has notified the Company that it will not be able to fulfill the terms of its obligations under the Exchange Agreement, and therefore the parties have agreed to terminate the Exchange Agreement. As a result of that termination, the Company’s shares will be returned, and the JGE shares will be returned to JGIIG or its designee. The termination was effective on December 31, 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting were effective as of December 31, 2008:

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2008:

NAME	AGE	POSITION
Wai Leung Cheng	54	President/Director
Michael Yu-Lung Wong	26	Secretary-Treasurer/Director
Eric David Lawson	63	Director

BIOGRAPHIES

Wai Leung Cheng (also known as Danny Cheng) is the President and a Director of the Company, and he has held that position since the inception of the Company. Mr. Cheng is also the owner and President of Carling Development, Inc., and he has held that position since 2000. Carling Development is a real estate development company, located in Calgary, Alberta Canada. Mr. Cheng received a degree in mechanical engineering from the Hong Kong Polytechnic College in May, 1975.

Michael Yu-Lung Wong is Secretary, Treasurer and a Director of the Company, and he has held these positions since February 21, 2008. He has no prior employment history. Mr. Wong attended the University of Toronto located in Toronto, Ontario from September 2001 to December 2005, and during that period Mr. Wong studied dentistry. Mr. Wong has attended the University of British Columbia, located in Vancouver, British Columbia from September, 2006 to the present, where he is currently studying law.

Eric David Lawson is a Director of the Company and he has held this position since the inception of the Company. From 1997 to 2004, Mr. Lawson as the chief financial officer and a shareholder of Rancho Banderez, S.A. de C.V., a resort located in Puerto Vallarta, Mexico. From 2002 to 2004 Mr. Lawson served as President and CEO of Costa Maya Reef Resort, Inc., a resort located in Belize Central America. From March, 2003 to the present, Mr. Lawson has served as President and CEO of Sage Funding, Inc., an asset manager located in Calgary Alberta, Canada. Mr. Lawson received a bachelor of science degree in education in June, 1969 from the Oregon College of Education, located in Monmouth, Oregon.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because our stock is not trading and we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors of the Company acts as its audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11.  Executive Compensation

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2008.

Name and Position	Year	Total Compensation
Wai Leung Cheng, President/Director	2008	None
Michael Yu-Lung Wong, Secretary – Treasurer/Director	2008	None
Eric David Lawson – Director	2008	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2008 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
Wai Leung Cheng (3) 704 Centre A St., N.W. Calgary, AB Canada T2M 2R3	4,450,000	41.80%
Michael Yu-Lung Wong 308 Holms Avenue Toronto, Ontario, Canada M2N 4N3	100,000	0.94%
Sagebrush Investments, Ltd (2) 12 Butte Place, N.W. Calgary, AB Canada T2K 4H9	300,000	2.82%
Kit Yung Cheng (3) Tuen Mun Yau Oi Estate Oi Lok House, #908 N. T. Hong Kong	4,000,000	37.58%
All Officers and Directors as a Group (3 persons)	4,850,000	45.56%

(1)

Applicable percentage ownership is based on 10,645,000 shares outstanding as of December 31, 2008. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2008.

(2)

Sagebrush Investments, Ltd. is an Alberta, Canada limited liability company that is beneficially owned by Eric D. Lawson, a director and vice president of the Company.

(3)

Ms. Cheng is the sister of Wai Leung Cheng, the president of and chairman of the board of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accountant Fees and Services

Traci J. Anderson ("TJA") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by TJA for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended December 31, 2007 and $4,000 for the fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed by TJA for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2008.

Tax Fees

The aggregate fees billed by TJA for professional services for tax compliance, tax advice and tax planning were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2008.

All Other Fees

The aggregate fees billed by TJA for other products and services were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2008.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Exhibits
*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on April 16, 2006.
*3.2	By-Laws
*4.0	Stock Certificate
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: April _____, 2009

MCA HOLDINGS CORPORATION

By:  /s/Wai Leung Cheng

            Wai Leung Cheng

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title

Date

/s/Wai Leung Cheng

President/CEO/Director

April _____, 2009

Wai Leung Cheng

/s/ Michael Yu-Lung Wong

Secretary – Treasurer/Director

April _____, 2009

Michael Yu-Lung Wong

/s/ Eric David Lawson

Director

April _____, 2009

Eric David Lawson