Form 10-Q
period 2009-03-31
MCA Holdings CORP
filed 2009-05-18
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52162

MCA HOLDINGS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0497320
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Suite 2806

505 – 6th Street S.W.

Calgary, Alberta

Canada T2P 1X5

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (403) 237-8330
Issuer's facsimile number: (403) 228-3013

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones & Haley, P.C.
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

 Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,645,000 shares of $.0001 par value common stock outstanding as of March 31, 2009.

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

3

Balance Sheet (Unaudited)

4

Statements of Operations (Unaudited)

5

Statement of Stockholders' Deficit (Unaudited)

6

Statements of Cash (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Conditions & Results of Operations

8

Item 3.

Quantitive and Qualitative Disclosure About Market Risks

9

Item 4.T. Controls and Procedures

9

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings

10

Item 1A.

Risk Factors

10

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited

	As of

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$ 528	$ 545
Accounts Receivable	-	-
	-	-
TOTAL CURRENT ASSETS	528	545

FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098	20,098
Accumulated Depreciation	(8,709)	(7,704)
TOTAL FIXED ASSETS	11,389	12,394

TOTAL ASSETS	$ 11,917	$ 12,939

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 35,536	$ 26,960
Due to Related Party	21,888	21,888
TOTAL CURRENT LIABILITIES	57,424	48,848

TOTAL LIABILITIES	57,424	48,848

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at March 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at March 31, 2009)	1,065	1,065
Paid in Capital	407,835	407,835
Accumulated Deficit	(454,407)	(444,809)
TOTAL STOCKHOLDERS' DEFICIT	(45,507)	(35,909)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,917	$ 12,939

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

			Cumulative
	For the Three Months Ended		Totals Since
	March 31,		Inception
	2009	2008	April 19, 2006
REVENUES:
Income	$ -	$ -	$ -
Total Revenue	-	-	-

EXPENSES:
Consulting Fees	-	3,300	247,833
Legal and Professional Fees	3,045	7,243	104,996
Rent	4,131	5,205	59,765
Depreciation	1,005	1,005	8,709
Selling, General, and Administrative	1,417	1,450	33,104
Total Expenses	9,598	18,203	454,407

Loss from operations	$ (9,598)	$ (18,203)	$ (454,407)

Basic and fully diluted net loss per common share:	$ (0.00)	$ (0.00)	$ (0.04)

Weighted average common shares outstanding	10,645,000	10,590,000	10,645,000

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (391,818)

Net loss for the year	-	-	-	-	-	(52,991)

Balances, December 31, 2008	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (444,809)

Net loss for the period	-	-	-	-	-	(9,598)

Balances, March 31, 2009	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (454,407)

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
	For the Three Months Ended		Totals Since
	March 31,		Inception
	2009	2008	April 19, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,598)	$ (18,203)	$ (454,407)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	1,005	1,005	8,709
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	-	23,263	-
(Increase)/decrease in Prepaid Expenses	-	2,650	-
Increase/(decrease) in Accounts Payable	8,576	(8,817)	35,536
Increase/(decrease) in Due to Related Party	-	82	21,888
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17)	(20)	(388,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	-	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	-	-
Proceeds from issuance of Common Stock	-	-	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17)	(20)	528

BALANCE AT BEGINNING OF PERIOD	545	620	-

BALANCE AT END OF PERIOD	$ 528	$ 600	$ 528

Item 2.

Management Discussion and Analysis of Financial Conditions and Results of Operations

THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

REVENUES

Our total sales revenue remained at $0 for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008. There are no previous or current sales of merchandise to compare in 2009 or 2008 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008. There are no previous or current costs of sales of merchandise to compare in 2009 or 2008 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

During the quarter ended March 31, 2009, our operating expenses totaled $9,598 compared to $18,203 for the same period in the previous year. Professional fees, included accounting fees and legal fees, decreased by $4,198 over the same period in 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had assets consisting of cash in the amount of $528.  At March 31, 2009 the Company had total liabilities of $57,424. This amount includes shareholder loans for $21,888. The shareholder loans accrue simple interest at the rate of 10% per annum.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2008, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2008, and the losses are projected to continue in 2009. Our net losses for the three months ending March 31, 2009 and the year ending December 31, 2008 were $9,598 and $52,991, respectively. The Company has a cumulative net loss of $454,407 since inception to the period ended March 31, 2009. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those relating to:

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

Item 3.

Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

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

Dated:  May 18, 2009

MCA HOLDINGS CORPORATION

By:  /s/ Wai Leung Cheng

Wai Leung Cheng

Principle Executive Officer

Chairman