Form 10-Q
period 2009-06-30
MCA Holdings CORP
filed 2009-09-30
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

{A0054824.DOC}

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,645,000 shares of $.0001 par value common stock outstanding as of June 30, 2009.

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

{A0054824.DOC}

MCA HOLDINGS CORPORATION
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1.

Financial Statements

4

Balance Sheet (Unaudited)

4

Statements of Operations (Unaudited)

5

Statement of Stockholders' Deficit (Unaudited)

6

Statements of Cash (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations

8

Item 3.

 Quantitative and Qualitative Disclosure About Market Risks

9

Item 4.T. Controls and Procedures

9

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings

10

Item 1A.

Risk Factors

10

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

{A0054824.DOC}

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of June 30, 2009

	As of
	December 31,
	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$ 510	$ 545
Accounts Receivable	-	-
TOTAL CURRENT ASSETS	-	-
	510	545
FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098	20,098
Accumulated Depreciation	(9,714)	(7,704)
TOTAL FIXED ASSETS	10,384	12,394

TOTAL ASSETS	$ 10,894	$ 12,939

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 41,906	$ 26,960
Due to Related Party	21,888	21,888
TOTAL CURRENT LIABILITIES	63,794	48,848

TOTAL LIABILITIES	63,794	48,848

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at June 30, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at June 30, 2008)	1,065	1,065
Paid in Capital	407,835	407,835
Retained Deficit	(461,800)	(444,809)
TOTAL STOCKHOLDERS' DEFICIT	(52,900)	(35,909)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,894	$ 12,939

{A0054824.DOC}

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
					Totals Since
	For the three months ended		For the six months ended		Inception
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08	April 19, 2006
REVENUES:
Income	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

EXPENSES:
Consulting Fees	-	-	-	3,300	247,183
Legal and Professional Fees	4,419	2,507	7,464	12,249	109,416
Rent	-	5,579	4,131	10,784	59,765
Depreciation	1,005	1,005	2,010	2,010	9,714
Selling, General, and Administrative	1,968	2,813	3,386	4,265	35,722
Total Expenses	7,392	11,904	16,991	32,608	461,800

Loss from operations	$ (7,392)	$ (11,904)	$ (16,991)	$ (32,608)	$ (461,800)

Basic and fully diluted net loss per common share:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.04)

Weighted average common shares outstanding	10,645,000	10,645,000	10,645,000	10,645,000	10,645,000

{A0054824.DOC}

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
For the Six Months Ended June 30, 2009

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (391,818)

Net loss for the year	-	-	-	-	-	(52,991)

Issuance of common shares	-	-	-	-	-	-

Balances, December 31, 2008	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (444,809)

Net loss for the period	-	-	-	-	-	(16,991)

Balances, June 30, 3009	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (461,800)

{A0054824.DOC}

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
			Totals Since
	For the Six Months Ended		Inception
	30-Jun-09	30-Jun-08	April 19, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,991)	$ (32,608)	$ (461,800)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	2,010	2,010	9,714
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	-	23,263	-
(Increase)/decrease in Prepaid Expenses	-	2,650	-
Increase/(decrease) in Accounts Payable	14,946	(11,602)	41,906
Increase/(decrease) in Due to Related Party	-	16,249	21,888
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(35)	(38)	(388,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	-	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	-	-	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35)	(38)	510

BALANCE AT BEGINNING OF PERIOD	545	620	-

BALANCE AT END OF PERIOD	$ 510	$ 582	$ 510

{A0054824.DOC}

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations.

THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

REVENUES

Our total sales revenue remained at $0 for the three months ended June 30, 2009, when compared to the three months ended June 30, 2008. There are no previous or current sales of merchandise to compare in 2009 or 2008 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended June 30, 2009, when compared to the three months ended June 30, 2008. There are no previous or current costs of sales of merchandise to compare in 2009 or 2008 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

During the three months ended June 30, 2009, our operating expenses totaled $7,392 compared to $11,904 for the same period in the previous year. Professional fees, included accounting fees and legal fees, increased by $1,912 over the same period in 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had assets consisting of cash in the amount of $510.  At June 30, 2009 the Company had total liabilities of $63,794. This amount includes shareholder loans for $21,888. The shareholder loans accrue simple interest at the rate of 10% per annum.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2008, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2008, and the losses are projected to continue in 2009. Our net losses for the three months ending June 30, 2009 and the year ending December 31, 2008 were $7,392 and $52,991, respectively. The Company has a cumulative net loss of $461,800 since inception to June 30, 2009. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

{A0054824.DOC}

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks.

Not Applicable.

Item 4.T.  Controls and Procedures.

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

{A0054824.DOC}

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

None.

Item 4.T.  Submission of Matters to a Vote of Security Holders.

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

Dated:  September 28, 2009

MCA HOLDINGS CORPORATION

By:    /s/

Wai Leung Cheng

Wai Leung Cheng

Principle Executive Officer

Chairman

{A0054824.DOC}

10