Form 10-Q
period 2009-09-30
MCA Holdings CORP
filed 2009-11-20
CIK 1366121

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

{A0056141.DOC}

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,645,000 shares of $.0001 par value common stock outstanding as of November 10, 2009.

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

{A0056141.DOC}

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

8

Item 3.
Quantitative and Qualitative Disclosure about Market Risks

9

Item 4T.
Controls and Procedures

9

PART II – OTHER INFORMATION:

Item 1.
Legal Proceedings

10

Item 1A.
Risk Factors

10

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.
Defaults Upon Senior Securities

10

Item 4.
Submission of Matters to a Vote of Security Holders

10

Item 5.
Other Information

10

Item 6.
Exhibits

10

Signatures

11

{A0056141.DOC}

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MCA Holdings, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of September 30, 2009

	As of
	December 31,
	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$ 964	$ 545
Accounts Receivable	-	-
TOTAL CURRENT ASSETS	-	-
	964	545
FIXED ASSETS:
Furniture, Fixtures, and Equipment	20,098	20,098
Accumulated Depreciation	(10,719)	(7,704)
TOTAL FIXED ASSETS	9,379	12,394

TOTAL ASSETS	$ 10,343	$ 12,939

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 36,119	$ 26,960
Due to Related Party	31,884	21,888
TOTAL CURRENT LIABILITIES	68,003	48,848

TOTAL LIABILITIES	68,003	48,848

Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
no shares issued and outstanding at September 30, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
10,645,000 shares issued and outstanding at September 30, 2008)	1,065	1,065
Paid in Capital	407,835	407,835
Retained Deficit	(466,560)	(444,809)
TOTAL STOCKHOLDERS' DEFICIT	(56,360)	(35,909)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,343	$ 12,939

{A0056141.DOC}

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
					Totals Since
	For the three months ended		For the nine months ended		Inception
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08	April 19, 2006
REVENUES:
Income	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

EXPENSES:
Consulting Fees	-	-	-	3,300	247,183
Legal and Professional Fees	1,764	3,824	9,229	16,073	111,180
Rent	-	5,104	4,131	15,889	59,765
Depreciation	1,005	1,005	3,015	3,015	10,719
Selling, General, and Administrative	1,991	1,968	5,376	6,232	37,713
Total Expenses	4,760	11,901	21,751	44,509	466,560

Loss from operations	$ (4,760)	$ (11,901)	$ (21,751)	$ (44,509)	$ (466,560)

Basic and fully diluted net loss per common share:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.04)

Weighted average common shares outstanding	10,645,000	10,645,000	10,645,000	10,645,000	10,645,000

{A0056141.DOC}

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
For the Nine Months Ended September 30, 2009

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2007	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (391,818)

Net loss for the year	-	-	-	-	-	(52,991)

Issuance of common shares	-	-	-	-	-	-

Balances, December 31, 2008	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (444,809)

Net loss for the period	-	-	-	-	-	(21,751)

Balances, September 30, 3009	10,645,000	$ 1,065	-	$ -	$ 407,835	$ (466,560)

{A0056141.DOC}

MCA Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
			Totals Since
	For the Nine Months Ended		Inception
	30-Sep-09	30-Sep-08	April 19, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (21,751)	$ (44,509)	$ (466,560)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation Expense	3,015	3,014	10,719
Changes in Assets and Liabilities:
(Increase)/decrease in Accounts Receivable	-	23,263	-
(Increase)/decrease in Prepaid Expenses	-	2,650	-
Increase/(decrease) in Accounts Payable	9,159	(2,857)	36,119
Increase/(decrease) in Due to Related Party	9,996	18,383	31,884
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	419	(56)	(387,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	-	(20,098)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	-	-	408,900
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	408,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419	(56)	964

BALANCE AT BEGINNING OF PERIOD	545	620	-

BALANCE AT END OF PERIOD	$ 964	$ 564	$ 964

{A0056141.DOC}

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total sales revenue remained at $0 for the three months ended September 30, 2009, when compared to the three months ended September 30, 2008. There are no previous or current sales of merchandise to compare in 2009 or 2008 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended September 30, 2009, when compared to the three months ended September 30, 2008. There are no previous or current costs of sales of merchandise to compare in 2009 or 2008 for a percentage of increase/decrease in a systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

During the quarter ended September 30, 2009, our operating expenses totaled $4,760 compared to $11,901 for the same period in the previous year. Professional fees, included accounting fees and legal fees, decreased by $2,060 over the same period in 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had assets consisting of cash in the amount of $964 and fixed assets of $9,379.  At September 30, 2009 the Company had total liabilities of $68,003. This amount includes shareholder loans for $31,884. The shareholder loans accrue simple interest at the rate of 10% per annum.

GOING CONCERN QUALIFICATION

In our Auditor's Report for the fiscal year ending December 31, 2008, Traci J. Anderson stated that we have incurred annual losses since inception, and that this raised substantial doubt about our ability to continue as a going concern.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2008, and the losses are projected to continue in 2009. Our net losses for the nine months ending September 30, 2009 and the year ending December 31, 2008 were $21,751 and $52,991, respectively. The company has a cumulative net loss of $466,560 since inception to the period ended September 30, 2009. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.0001. There are 10,645,000 shares of Common Stock issued and outstanding as of the date of this Quarterly Report on Form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is

{A0056141.DOC}

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

Item 4T. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

{A0056141.DOC}

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

{A0056141.DOC}

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  November 20, 2009

MCA HOLDINGS CORPORATION

By:   /s/ Wai Leung Cheng

Wai Leung Cheng

Principle Executive Officer

Chairman

{A0056141.DOC}

11